Form 10KSB40
period 1998-12-31
VILLAGE FINANCIAL CORP
filed 1999-04-20
CIK 751444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                 SPECIAL REPORT
       (Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934)
          (Contains only financial statements for the 1998 fiscal year)

(Mark One)
[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998
                                       OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 333-63987

                          Village Financial Corporation
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

New Jersey                                                       23-2925762
--------------------------------------                     ---------------------
(State or Other Jurisdiction of                               I.R.S. Employer
 Incorporation or Organization)                              Identification No.

590 Lawrence Square Boulevard, Lawrenceville, New Jersey           08648
--------------------------------------------------------   ---------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (609) 689-1010
                                                           ---------------------

Securities registered under to Section 12(b) of the Exchange Act:   None
                                                                 ---------------

Securities registered under to Section 12(g) of the Exchange Act:

                                      None
                                      ----
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES      NO  X .
    ---     ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.   $18,196

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the initial offering price of the Registrant's Common Stock ($10.00 per share) was $940,850.

         As of March 31, 1999, there were issued and outstanding 94,850 shares of the Registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                              EXPLANATION OF FILING

General

         The Registrant's Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission in connection with the Registrant's initial public offering, became effective on February 3, 1999. Because the Registration Statement on Form SB-2 did not contain audited financial statements for the last completed fiscal year (December 31, 1998), the Registrant is required by Rule 15d-2 under the Securities Exchange Act of 1934, as amended, to file this Special Report on Form 10-KSB within 90 days of the Effective Date of the Registration Statement on Form SB-2. The Registrant's Special Report on Form 10-KSB is required to contain only audited financial statements for the just completed fiscal year, unless otherwise required by the rules of any exchange. The Registrant's Common Stock is not traded on any exchange or on the NASDAQ Stock Market. Accordingly, the Registrant's Special Report on Form 10-KSB does not include any other narrative items or tabular information which are normally required to be filed in an Annual Report on Form 10-KSB.

         The Registrant is in the process of forming Village Bank, a wholly-owned subsidiary federal stock savings bank, in organization. The Registrant was incorporated to become the holding company of Village Bank. As of the date of filing of this Special Report, Village Bank is not an organized and operating entity. Accordingly, the financial statements filed with this Special Report on Form 10-KSB are those of the Registrant only.


Item 7.  Financial Statements
-----------------------------

         The Registrant's financial statements are filed herewith. See also "Item 13. Exhibits, List and Reports on Form 8-K."

Item 13.  Exhibits, List and Reports on Form 8-K

         (a)      The following documents are filed as a part of this report:

                  1. The following financial statements of the Registrant and the report of independent accountants of the Registrant included under Item 7 are incorporated herein by reference.

         Independent Auditors' Report

         Balance Sheet at December 31, 1998.

         Statements of Operations for the Year Ended December 31, 1998.

         Statements of Changes in Stockholders' Equity for the Year Ended December 31, 1998.

         Statements of Cash Flows for the Year Ended December 31, 1998.

         Notes to Financial Statements.

                  2. Financial Statement Schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

                  3. The following exhibits are included in this Report:

                  (a)      List of Exhibits:

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                  None.

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



Organizers and Stockholders
Village Financial Corporation

We have audited the accompanying balance sheet of Village Financial Corporation as of December 31, 1998, and the related statements of operations and cash flows for the period from January 16, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Village Financial Corporation as of December 31, 1998, and the results of its operations and its cash flows for the period from January 16, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


/s/ S.R. Snodgrass, A.C.
----------------------------
S.R. Snodgrass, A.C.


Wexford, PA
March 12, 1999

                          VILLAGE FINANCIAL CORPORATION
                                  BALANCE SHEET


                                                                   December 31,
                                                                       1998
                                                                   ------------
ASSETS
Cash                                                                $  16,475
Short-term investments                                                418,312
Premises and equipment                                                140,123
Deferred offering costs                                               114,894
Other assets                                                          103,428
                                                                     --------

              Total assets                                          $ 793,232
                                                                     ========

LIABILITIES
Accounts payable and accrued expenses                               $  38,358
                                                                     --------

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized;
        none outstanding                                                    -
Common stock, par value $.10; 5,000,000 shares authorized;
        94,850 issued and outstanding                                   9,485
Additional paid-in capital                                            939,015
Retained deficit                                                     (193,626)
                                                                     --------
              Total stockholders' equity                              754,874

              Total liabilities and stockholders' equity            $ 793,232
                                                                     ========


See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                             STATEMENT OF OPERATIONS

                                                             Period From
                                                          January 16, 1998
                                                           (Inception) to
                                                          December 31, 1998
                                                          -----------------


INTEREST INCOME                                               $  18,196

EXPENSES
     Salaries and employee benefits                              76,466
     Occupancy and equipment                                     33,195
     Professional services                                       70,074
     Other                                                       32,087
                                                               --------
              Total expenses                                    211,822
                                                               --------

Loss before income taxes                                       (193,626)
Income taxes                                                          -
                                                               --------
NET LOSS                                                      $(193,626)
                                                               ========

LOSS PER SHARE                                                   ($2.04)

AVERAGE SHARES OUTSTANDING (From May 20, 1998)                   94,850



See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                               Additional
                                                  Common        Paid-in      Retained                      Comprehensive
                                                  Stock         Capital       Deficit         Total             Loss
                                                 --------      ----------    ---------      ---------      -------------

Balance, January 16, 1998 (Inception)            $     -       $      -      $       -      $       -

Sale of common stock for
   cash ($10.00 per share)                         9,485        939,015                       948,500

Net loss for the period                                                       (193,626)      (193,626)      $(193,626)
                                                  ------        -------        -------        -------         =======

Balance, December 31, 1998                       $ 9,485       $939,015      $(193,626)     $ 754,874
                                                  ======        =======        =======       ========


See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                             STATEMENT OF CASH FLOWS


                                                               Period From
                                                             January 16, 1998
                                                              (Inception) to
                                                            December 31, 1998
                                                            -----------------

OPERATING ACTIVITIES
Net loss                                                       $(193,626)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization                                 5,103
     Net increase in prepaid organization expenses               (87,570)
                                                                --------
         Net cash used for operating activities                 (276,093)
                                                                --------

INVESTING ACTIVITIES
Purchase of premises and equipment                              (145,226)
                                                                --------
FINANCING ACTIVITIES
Deferred offering costs paid                                     (92,394)
Proceeds from sale of common stock                               948,500
                                                                --------
         Net cash provided by financing activities               856,106
                                                                --------

         Increase in cash and cash equivalents                   434,787

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       -
                                                                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 434,787
                                                                ========


See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation
--------------------------------------

Village Financial Corporation (the "Corporation") was incorporated under the laws of the State of New Jersey on January 16, 1998, for the purpose of becoming a holding company, which will own all of the outstanding shares of capital stock of a proposed federal stock savings bank with the name Village Bank (the "Bank"). As of December 31, 1998, the Corporation is capitalized to the extent currently considered necessary to provide adequate funding of the ongoing organization efforts of management in the formation of the Bank. Additional funds necessary to adequately capitalize the Bank will be raised through an initial public offering ("IPO"), which is discussed in greater detail in these notes. Upon satisfaction of the conditions of the IPO, the Bank will operate two offices as a community-oriented bank concentrating on consumer, residential, and installment loan products and deposit services and will be headquartered in Lawrenceville, New Jersey.

Effective March 11, 1999, the Corporation received approval, subject to certain conditions, from the Office of Thrift Supervision of its applications to organize and acquire the Bank. Qualifying bank customer deposit accounts will be insured by the Federal Deposit Insurance Corporation ("FDIC"). Effective December 8, 1998, the Corporation received approval of its application for Federal deposit insurance of prospective depositor accounts from the FDIC subject to certain conditions. Two of the more significant conditions that the Bank must meet are a) a minimum initial capitalization of at least five million dollars and b) maintenance of a Tier I Capital to total assets ratio of at least eight percent during its first three years of existence.

To date, the Corporation's operations have been limited to in-formation procedures which include raising capital, recruiting officers and staff, obtaining a banking facility, and working towards obtainment of regulatory approval. Since the Corporation's planned principal operations have not yet commenced, no significant revenue has been derived therefrom. There is no assurance that the Corporation will be able to raise sufficient capital to satisfy minimum regulatory capital requirements. Further, if such capital requirements are not met, the formation of the Bank will be delayed or not materialize.

The accounting and reporting policies of the Corporation will conform with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and income and expenses during the reported period. Actual results could differ from those estimates.

Short-term Investments
----------------------

The Corporation's short-term investments are comprised of a money market deposit account maintained with a correspondent bank and shares purchased in a national dealer/broker interest-bearing money fund account.

Premises and Equipment
----------------------

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged against income as incurred. Costs of major additions and improvements are capitalized.

Deferred Offering Costs and Start-up Activities Expenses
--------------------------------------------------------

Such costs and expenses are for organization work being completed as well as the registration process for the IPO. Offering expenses will be charged to stockholders' equity upon completion of the IPO and are presently recorded as deferred offering costs on the balance sheet. Organizational services relating to the preparation of regulatory applications, feasibility studies, and financial projections are considered costs of start-up activities and have been charged to expense when incurred.

All other ongoing organizational and start-up costs incurred primarily before the commencement of operations as a bank are also expensed in accordance with the Accounting Standard Executive Committee's Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." The Statement requires entities to expense costs of start-up activities as they are incurred.

Cash Flow Information
---------------------

Cash equivalents include short-term investments.

Income Taxes
------------

The Corporation has not provided for a federal or state income tax provision for the period ended December 31, 1998, as the Corporation represents an entity in-formation and has incurred a cumulative operating loss since the date of inception. As such, a 100 percent valuation allowance for the net deferred tax asset, comprised primarily of the tax benefit generated from the accumulated start-up period operating loss, has been recorded.

Comprehensive Loss
------------------

Comprehensive loss is the change in the Corporation's equity during a period from transactions and other events excluding those resulting from investments from or distributions to investors. Comprehensive loss includes the net loss and any other changes in assets or liabilities that are not reported in the net loss, but instead are reported as a separate component of stockholders' equity. The Corporation has elected to report its comprehensive loss as a part of the Statement of Changes in Stockholders' Equity.

Stockholders' Equity and Initial Public Offering
------------------------------------------------

Initial capitalization of the Corporation has occurred through the subscription and issuance of common stock in a private placement during the second quarter of 1998. As of December 31, 1998, a total of 94,850 shares, at an offering price of $10.00 per share, have been subscribed to and issued.

The Corporation intends to issue between 425,000 and 1,200,000 shares of common stock at $10.00 per share in the IPO. The registration of the IPO with the Securities and Exchange Commission became effective February 3, 1999. The period of offering will initially expire on March 26, 1999; however, the Corporation has the ability to extend it through December 7, 1999. Current shares of common stock owned by investors from the private placement will remain issued and outstanding. The Corporation anticipates purchasing all of the common stock to be issued by the Bank with the net proceeds remaining from the private placement and the IPO.

Organization Period Stock Option Plan
-------------------------------------

Effective August 1, 1998, the Corporation entered into an Employment Agreement with the President of the Corporation which includes the initiation of a stock option plan for him. The stock option plan becomes effective once the
Corporation's actions are ratified by stockholders at the first annual stockholders' meeting, to be held sometime after the opening of the Bank. In September 1998, the Corporation granted options to purchase 10,000 shares of common stock at an exercise price equal to the IPO price per share and subject to stockholder's ratification. The options will have an expiration term of ten years and will become exercisable over a three-year vesting period.

Because the exercise price of the Corporation's stock options equals the approximate market price of the underlying stock at the time of grant, no compensation expense would be recognized by the Corporation. If the Corporation were to account for the compensation cost impact of these options based on the fair value of underlying shares at year end, there would have been no adjustment to such costs or the net loss disclosed in these financial statements.

Earnings Per Share
------------------

For the period ended December 31, 1998, loss per share is calculated using the weighted-average number of shares outstanding from May 20, 1998 (initial issue date) through December 31, 1998. For 1998, the Corporation has maintained a simple capital structure; therefore, there are no dilutive effects on loss per share computations.

LEASE COMMITMENTS

On July 17, 1998, the Corporation entered into an operating lease arrangement for office space located in Pennington, New Jersey. This site served as the Corporation's temporary headquarters until a full-service banking and administration site became available. Effective October 22, 1998, the Corporation entered into an operating lease arrangement for a banking and administrative office facility at a former Summit Bank branch site in Lawrenceville, New Jersey. A preliminary lease term runs through May 31, 2000, at which time an initial five-year lease term begins. This agreement also contains a five-year renewal option if elected by the Corporation. At December 31, 1998, the minimum rental commitment for this noncancellable operating lease is as follows:

              1999                          $    59,885
              2000                               64,071
              2001                               69,228
              2002                               72,432
              2003                               75,329
              2004 and thereafter               111,516
                                            -----------

                   Total                    $   452,461
                                            ===========

Occupancy and equipment expense includes rental expenditures of $21,183 for 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 19, 1999.

                                       VILLAGE FINANCIAL CORPORATION



                                       By:/s/Kenneth J. Stephon
                                          --------------------------------------
                                          Kenneth J. Stephon
                                          President and Chief Executive Officer
                                          (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 19, 1999.



/s/Kenneth J. Stephon                             /s/William C. Hart
-------------------------------------------       ------------------------------
Kenneth J. Stephon                                William C. Hart
President and Chief Executive Officer             Chairman of the Board
(Principal Executive and Financial Officer)


/s/William V.R. Fogler                            /s/Paul J. Russo
-------------------------------------------       ------------------------------
William V.R. Fogler                               Paul J. Russo
Director                                          Director


/s/Jonathan R. Sachs                              /s/George M. Taber
-------------------------------------------       ------------------------------
Jonathan R. Sachs                                 George M. Taber
Vice President and Director                       Director