Form 10QSB
period 1999-03-31
VILLAGE FINANCIAL CORP
filed 1999-05-13
CIK 751444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-QSB

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _____________


                        Commission File Number 333-63987

                          VILLAGE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

          New Jersey                                            22-3562091
-------------------------------                           ---------------------
(State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization)                           Identification Number

590 Lawrence Square Boulevard, Lawrenceville, New Jersey               08648
--------------------------------------------------------            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (609) 689-1010
                                                   ----------------

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        X  Yes         No
                                       ---         ---

         As of May 7, 1999, there were 94,850 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

         Transitional small business disclosure format:

                                           Yes       X  No
                                       ---          ---

                          VILLAGE FINANCIAL CORPORATION
                            LAWRENCEVILLE, NEW JERSEY

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Balance Sheets - (Unaudited) as of
   March 31, 1999 and December 31, 1998.....................................3

   Statements of Operations - (Unaudited) for
   the three months ended March 31, 1999 and
   1998 and for the period from January 16, 1998
   (inception) to March 31, 1999............................................4

   Statements of Cash Flows - (Unaudited) for the
   three months ended March 31, 1999 and 1998 and
   for the period from January 16, 1998 (inception)
   to March 31, 1999........................................................5

   Notes to Unaudited Financial Statements..................................6

Item 2.  Management's Discussion and Analysis or
         Plan of Operation..................................................7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................8

Item 2.  Changes in Securities and Use of Proceeds..........................8

Item 3.  Defaults Upon Senior Securities....................................9

Item 4.  Submission of Matters to a Vote of Security Holders................9

Item 5.  Other Information..................................................9

Item 6.  Exhibits and Reports on Form 8-K...................................9

SIGNATURES

Part I.   FINANCIAL INFORMATION


Item 1.   Financial Statements


                          Village Financial Corporation
                                  Balance Sheet


                                                                 March 31, 1999           December 31, 1998
                                                                 --------------           -----------------
                                                                  (Unaudited)
ASSETS
   Cash                                                            $  59,312                  $  16,475
   Short-term investments                                            138,404                    418,312
   Premises and equipment                                            199,631                    140,123
   Deferred offering costs                                           165,401                    114,894
   Other assets                                                       90,546                    103,428
                                                                    --------                   --------

               Total assets                                        $ 653,294                  $ 793,232
                                                                    ========                   ========

LIABILITIES
   Accounts payable and accrued expenses                           $  59,091                  $  38,358
                                                                    --------                   --------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value;
       1,000,000 authorized; none outstanding                              0                          0
   Common stock, par value $.10;
       5,000,000 shares authorized;
       94,850 shares issued and outstanding                            9,485                      9,485
   Additional paid-in capital                                        939,015                    939,015
   Retained deficit                                                 (354,297)                  (193,626)
                                                                    --------                   --------

Total stockholders' equity                                           594,203                    754,874
                                                                    --------                   --------

Total liabilities and stockholders' equity                         $ 653,294                  $ 793,232
                                                                    ========                   ========

                          Village Financial Corporation
                             Statement of Operations
                                   (Unaudited)


                                                                                      Period From
                                           Three Months        Three Months         January 16, 1998
                                               Ended              Ended              (Inception) to
                                          March 31, 1999      March 31, 1998         March 31, 1999
                                          --------------      --------------        ----------------
INCOME

   Interest                                 $   3,084            $       9            $  21,280

   Other                                          100                    0                  100
                                             --------             --------             --------
               Total income                     3,184                    9               21,380
                                             --------             --------             --------
EXPENSES

   Salaries and employee benefits              81,667                    0              158,133

   Occupancy and equipment                     25,851                    0               59,046

   Professional services                       39,955               10,000              110,029

   Other                                       16,382                   13               48,469
                                             --------             --------             --------
               Total expenses                 163,855               10,013              375,677
                                             --------             --------             --------
Loss before income taxes                     (160,671)             (10,004)            (354,297)

Income taxes                                        0                    0                    0
                                             --------             --------             --------

NET LOSS                                    $(160,671)           $ (10,004)           $(354,297)
                                             ========             ========             ========

LOSS PER SHARE                              $   (1.69)           $     N/A            $   (3.74)

AVERAGE SHARES OUTSTANDING                     94,850                  N/A               94,850(1)


----------------------------------

(1)  From May 20, 1998, the date of issuance.

See accompanying notes to the financial statements.

                          Village Financial Corporation
                             Statement of Cash Flows
                                   (Unaudited)

                                                                                                            Period From
                                                                Three Months          Three Months        January 16, 1998
                                                                    Ended                Ended             (Inception) to
                                                               March 31, 1999        March 31, 1998        March 31, 1999
                                                               --------------        --------------       ----------------
OPERATING INCOME
   Net loss                                                     $ (160,671)            $ (10,004)            $ (354,297)
   Adjustments to reconcile net loss to net cash
   used for operating activities:
       Depreciation and amortization                                 6,299                     0                 11,402
       Net increase in prepaid organization
   expenses                                                         (2,976)                    0                (90,546)
                                                                 ---------             ---------              ---------
          Net cash used for operating activities                  (157,348)              (10,004)              (433,441)
                                                                 ---------             ---------              ---------

INVESTING ACTIVITIES
   Purchase of premises and equipment                              (65,807)                    0               (211,033)
                                                                 ---------             ---------              ---------

FINANCING ACTIVITIES
   Deferred offering costs paid                                    (13,916)                    0               (106,310)
   Proceeds from sale of common stock                                    0                     0                948,500
   Advances from organizers(1)                                           0                17,300                      0
                                                                 ---------             ---------              ---------
       Net cash provided by (used for) financing
       activities                                                  (13,916)               17,300                842,190
                                                                 ---------             ---------              ---------
       Increase (decrease) in cash and cash
       equivalents                                                (237,071)                7,296                197,716
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                434,787                     0                      0
                                                                 ---------             ---------              ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                                  $  197,716            $    7,296             $  197,716
                                                                 =========             =========              =========


(1) During the second quarter of 1998, certain organizers received common stock, at $10 per share, in lieu of reimbursement for funds advanced. These funds advanced earned no interest.

See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS.

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. As of the date of these financial statements, Village Financial Corporation's ("Company") operations have been limited to in-formation procedures: raising capital, recruiting officers and staff, obtaining banking facilities and working towards obtainment of regulatory approval. Since the Company's planned principal operations have not yet been commenced, no significant revenue has been derived therefrom. The results of operations for the interim periods are not indicative of the results that may be expected for a full year and could be materially different if the company was not an "in-formation" entity and operation.

Item 2.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         Cautionary Statement. Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to; economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

         Plan of Operation. Village Financial Corporation (the "Company") is conducting a subscription offering of 425,000 to 1,200,000 shares of its common stock, par value $.10 per share, for a purchase price of $10.00 per share (the "Subscription Offering") pursuant to its Registration Statement on Form SB-2 (File No. 333-63987) declared effective by the Securities and Exchange Commission ("SEC") on February 3, 1999. The Subscription Offering expired March 26, 1999, but was extended by the Company. A new termination date for the Subscription Offering has not been set by the Company. The Subscription Offering may not extend beyond December 7, 1999, without certain regulatory approvals. The Company previously raised $948,500 in a private offering of 94,850 shares of its common stock at a purchase price of $10.00 per share. These funds have been, and will continue to be, used to pay for the offering costs and preopening expenses of Village Bank (in organization) (the "Bank"), a proposed Federal savings bank to be wholly-owned by the Company. The Company anticipates that the funds raised in the private offering will be exhausted by July 31, 1999, if the Subscription Offering has not been completed on or prior to that date. If the Subscription Offering has not been completed prior to the time the funds received in the private offering are depleted, the Company will attempt to secure additional funds from various sources to pay for the continued preopening expenses through the date of completion of the Subscription Offering. However, there can be no assurance that Company will be able to secure additional operating funds or that any funds obtained will be sufficient to cover preopening and operating expenses through the completion of the Subscription Offering. Furthermore, the Company reserves the right to terminate the Subscription Offering at any time prior to its completion, in accordance with the terms stated in the Company's Prospectus dated February 3, 1999, and Prospectus Supplement dated March 12, 1999.

         Upon the successful completion of the Subscription Offering and the receipt of final regulatory approval, the Company will become the holding company for the Bank. The Bank will commence operations as soon as possible thereafter. There is no change to the anticipated plan of operation of the Company and the Bank as stated in the Prospectus and the Prospectus Supplement.

         Year 2000. A great deal of information has been disseminated about the global effect the year 2000 may have on computers. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing will be essential to the Bank's operation. Data processing is also essential to most other financial institutions and many other companies. A third party service bureau will be providing the material data processing that could be affected by this problem. The Bank's prospective service bureau has stated that it is substantially compliant and it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve all facets of this potential problem in time, the Bank would likely experience significant data processing delays, mistakes or failures. These delays, mistakes or failures could have a significant adverse impact on the Company's financial condition and results of operation. In order to determine that the service bureau is year 2000 compliant, management has developed a test plan, which is expected to be completed in the first half of 1999. The Company may incur additional operating expenses during the balance of 1999 relating to designing and performing tests of the Bank's computer systems. Management does not expect that the total costs that will be incurred to become year 2000 compliant will be material to the Company and its proposed banking subsidiary.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         (d) Use of Proceeds

               (1) The Company filed a Registration Statement on Form SB-2 (File No. 333-63987) which became effective February 3, 1999 relating to the Subscription Offering.

               (2) The Subscription Offering commenced immediately following the effective date of the Registration Statement.

               (4)  (i)    the Subscription Offering has not yet terminated;

                    (iii) the offering consists of shares of the Company's common stock;

                    (iv) the Subscription Offering consists of 425,000 shares shares to 1,200,000 shares of the Company's common stock for a purchase price of

                           $10.00 per share. To date the Company has sold 122,560 shares ($1,225,600).

                    (v) Expenses of the Subscription Offering incurred from February 3, 1999 to March 31, 1999 which were direct or indirect payments to others were accrued for as of December 31, 1998, based on reasonable estimates for such expenses. These costs approximate $160,000 and cover such items as legal, marketing, printing and registration services. There were no additional expenses incurred during the three months ended March 31, 1999.

                    (vi) There have been no offering proceeds from the Subscription Offering paid to the Company to date. The offering proceeds remain in escrow pending completion or termination of the Subscription Offering.

                    (vii)  See response to (vi).

                    (viii) See response to (vi).

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On March 24, 1999, the Company held its annual meeting of stockholders (the "Meeting"). At the Meeting, stockholders reelected Paul J. Russo and George M. Taber as directors of the Company each for a three-year term and until their successors are elected and qualified. No other business was conducted at the Meeting.

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  None.

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Village Financial Corporation



Date: May 7, 1999              By   /s/Kenneth J. Stephon
                                    --------------------------------------------
                                    Kenneth J. Stephon, President
                                    (Principal Executive and Accounting Officer)