Form 10QSB
period 1999-06-30
VILLAGE FINANCIAL CORP
filed 1999-08-10
CIK 751444

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(x)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                        Commission File Number 333-63987

                          VILLAGE FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            New Jersey                                       22-3562091
-------------------------------                         ----------------------
(State or other jurisdiction of                           I.R.S. Employer
 incorporation or organization)                         Identification Number

590 Lawrence Square Boulevard, Lawrenceville, New Jersey            08648
--------------------------------------------------------            -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (609) 689-1010
                                                     --------------

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

         As of August 9, 1999, there were 94,850 shares of the Registrant's common stock, par value $0.10 per share, outstanding. The Registrant has no other classes of common equity outstanding.

                  Transitional small business disclosure format:

                                    Yes            X  No
                                ---               ---

                          VILLAGE FINANCIAL CORPORATION
                            LAWRENCEVILLE, NEW JERSEY

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements
   Balance Sheet - (Unaudited) as of
   June 30, 1999 and December 31, 1998...................................................3

   Statement  of  Operations -  (Unaudited)  for   the   three   months   ended
   June 30, 1999 and 1998 and for the period  from  January 16, 1998 (inception)
   to June 30, 1999......................................................................4

   Statement  of  Operations -  (Unaudited)  for   the   six   months   ended
   June 30, 1999 and 1998 and for the period from January 16, 1998 (inception)
   to June 30, 1999......................................................................5

   Statements of Cash Flows - (Unaudited) for the six months ended June 30, 1999 and 1998 and for the period from January 16, 1998 (inception)
   to June 30, 1999......................................................................6

   Notes to Unaudited Financial Statements...............................................7

Item 2.        Management's Discussion and Analysis or
               Plan of Operation.........................................................8

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.........................................................9

Item 2.        Changes in Securities and Use of Proceeds.................................9

Item 3.        Defaults Upon Senior Securities...........................................9

Item 4.        Submission of Matters to a Vote of Security Holders.......................9

Item 5.        Other Information.........................................................9

Item 6.        Exhibits and Reports on Form 8-K..........................................9

SIGNATURES

Part I.        FINANCIAL INFORMATION


Item 1.        Financial Statements
               --------------------

                          VILLAGE FINANCIAL CORPORATION
                                  BALANCE SHEET

                                                                               June 30, 1999          December 31, 1998
                                                                            --------------------   ------------------------
                                                                                (Unaudited)
ASSETS
         Cash                                                                          $ 29,685                   $ 16,475
         Short-term investments                                                          27,270                    418,312
         Premises and equipment                                                         181,401                    140,123
         Deferred offering costs                                                        220,130                    114,894
         Other assets                                                                   106,182                    103,428
                                                                            --------------------   ------------------------

                 Total assets                                                         $ 564,668                  $ 793,232
                                                                            ====================   ========================


LIABILITIES
         Accounts payable and accrued expenses                                         $ 82,818                   $ 38,358
                                                                            --------------------   ------------------------


STOCKHOLDERS' EQUITY
         Preferred stock, no par value;
              1,000,000 authorized; none outstanding                                          -                          -
         Common stock, par value $.10;
              5,000,000 shares authorized;
              94,850 shares issued and outstanding                                        9,485                      9,485
         Additional paid-in-capital                                                     939,015                    939,015
         Retained deficit                                                              (466,650)                  (193,626)
                                                                            --------------------   ------------------------

                 Total stockholders' equity                                             481,850                    754,874
                                                                            --------------------   ------------------------

                 Total liabilities and stockholders' equity                           $ 564,668                  $ 793,232
                                                                            ====================   ========================

                                       VILLAGE FINANCIAL CORPORATION
                                          STATEMENT OF OPERATIONS
                                                (UNAUDITED)

                                                                                             Period From
                                                        Three Months      Three Months    January 16, 1998
                                                          Ended             Ended          (Inception) to
                                                      June 30, 1999     June 30, 1998       June 30, 1999
                                                      ---------------   ---------------   ------------------
INCOME
        Interest                                             $ 1,279           $ 4,522             $ 22,559
        Other                                                      -                 -                  100
                                                      ---------------   ---------------   ------------------
              Total income                                     1,279             4,522               22,659
                                                      ---------------   ---------------   ------------------

EXPENSES
        Salaries and employee benefits                        68,691                 -              226,824
        Occupancy and equipment                               32,084                 -               91,529
        Professional services                                  2,098            21,505               96,546
        Other                                                 10,059               582               74,110
                                                      ---------------   ---------------   ------------------

              Total expenses                                 112,933            22,087              489,009
                                                      ---------------   ---------------   ------------------

Loss before income taxes                                    (111,654)          (17,565)            (466,350)
Income taxes                                                    (300)                -                 (300)
                                                      ---------------   ---------------   ------------------

NET LOSS                                                  $ (111,954)        $ (17,565)          $ (466,650)
                                                      ===============   ===============   ==================

LOSS PER SHARE                                               $ (1.18)              N/A              $ (4.92)

AVERAGE SHARES OUTSTANDING                                    94,850               N/A               94,850 (1)


     (1)From May 20, 1998, the date of issuance.

        See accompanying notes to the financial statements.

                                        VILLAGE FINANCIAL CORPORATION
                                            STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                                                               Period From
                                            Six Months                Six Months             January 16, 1998
                                               Ended                     Ended                (Inception) to
                                           June 30, 1999             June 30, 1998            June 30, 1999
                                       ----------------------    ----------------------   -----------------------

INCOME
        Interest                                     $ 4,363                   $ 4,530                  $ 22,559
        Other                                            100                         -                       100
                                       ----------------------    ----------------------   -----------------------
              Total income                             4,463                     4,530                    22,659
                                       ----------------------    ----------------------   -----------------------

EXPENSES
        Salaries and employee benefits               150,357                         -                   226,824
        Occupancy and equipment                       64,143                         -                    91,529
        Professional services                         11,485                    31,505                    96,546
        Other                                         51,202                       582                    74,110
                                       ----------------------    ----------------------   -----------------------

              Total expenses                         277,188                    32,087                   489,009
                                       ----------------------    ----------------------   -----------------------

Loss before income taxes                            (272,724)                  (27,557)                 (466,350)
Income taxes                                            (300)                        -                      (300)
                                       ----------------------    ----------------------   -----------------------

NET LOSS                                          $ (273,024)                $ (27,557)               $ (466,650)
                                       ======================    ======================   =======================

LOSS PER SHARE                                       $ (2.88)                      N/A                   $ (4.92)

AVERAGE SHARES OUTSTANDING                            94,850                       N/A                    94,850 (1)


     (1)From May 20, 1998, the date of issuance.

        See accompanying notes to the financial statements.

                          VILLAGE FINANCIAL CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 Period From
                                                                        Six months          Six months         January 16, 1998
                                                                           ended               ended            (Inception) to
                                                                       June 30, 1999       June 30, 1998         June 30, 1999
                                                                       -----------------   -----------------   --------------------

OPERATING INCOME
      Net loss                                                               $ (273,024)          $ (27,557)            $ (466,650)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
           Depreciation and amortization                                         15,789                   -                 20,892
           Net increase in prepaid organization expenses                          9,752                   -                (77,818)
                                                                       -----------------   -----------------   --------------------
                Net cash used for operating activities                         (247,483)            (27,557)              (523,576)
                                                                       -----------------   -----------------   --------------------

INVESTING ACTIVITIES
      Purchase of premises and equipment                                        (72,535)                  -               (217,761)
                                                                       -----------------   -----------------   --------------------

FINANCING ACTIVITIES
      Deferred offering costs paid                                              (45,401)                  -               (137,795)
      Proceeds from sale of common stock                                              -             948,500                948,500
      Advances from organizers      (1)                                               -                   -                      -
                                                                       -----------------   -----------------   --------------------
                Net cash provided by (used for) financing activities            (45,401)            948,500                810,705
                                                                       -----------------   -----------------   --------------------

                Increase (decrease) in cash and cash equivalents               (365,419)            920,943                 69,368

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                434,787                   -                      -
                                                                       -----------------   -----------------   --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $ 69,368           $ 920,943               $ 69,368
                                                                       =================   =================   ====================

                          VILLAGE FINANCIAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         Cautionary Statement

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

         Plan of Operation

         Since February 3, 1999, Village Financial Corporation (the "Company") had been offering a minimum of 425,000 and a maximum of 1,200,000 shares of its common stock, par value $.10 per share, for a purchase price of $10.00 per share in a subscription offering (the "Subscription Offering") pursuant to its Registration Statement on Form SB-2 (File No. 333-63987) declared effective by the Securities and Exchange Commission ("SEC") on February 3, 1999. The Subscription Offering expired March 26, 1999, but was extended by the Company. A new termination date for the Subscription Offering was not established by the Company. The Subscription Offering could not extend, however, beyond November 6, 1999, without regulatory approval. As of August 9, 1999, the Company had received subscriptions for 191,422 shares of common stock, well below its minimum offering amount of 425,000 shares. In addition, the amount of stock subscribed for is insufficient to provide the minimum amount of initial regulatory capital to complete the organization of Village Bank, the proposed Federal savings bank to be wholly-owned by the Company (the "Bank").

         The Company previously raised $948,500 in a private offering of 94,850 shares of its common stock at a purchase price of $10.00 per share. These funds were used to pay for the offering costs and preopening expenses of the Bank and were substantially exhausted as of August 9, 1999. As a result, on August 9, 1999, the Board of Directors of the Company terminated the Subscription Offering and subsequently directed the Company's Escrow Agent to refund all subscriptions received. The Company is currently exploring the possible sale of all or substantially all of its assets and the dissolution and liquidation of the Company. The Company will not continue to seek the organization of the Bank. There can be no assurance that the Company will be able to find a buyer or dispose of all or substantially all of its assets.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

          (d)  Use of Proceeds

               (3)  (i)  the Subscription Offering was terminated as of August
                         9, 1999;

                    (ii) There  have  been  no   offering   proceeds   from  the
                         Subscription Offering paid to the Company to date. The Company's Escrow Agent has been directed by the Company to refund all subscriptions.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

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

                                       VILLAGE FINANCIAL CORPORATION


Date: August 9, 1999           By   /s/Kenneth J. Stephon
                                    --------------------------------------------
                                    Kenneth J. Stephon, President
                                    (Principal Executive and Accounting Officer)